Form 10-Q
period 1996-06-30
SYSTEMIX INC /DE
filed 1996-08-12
CIK 876428

- -------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                   or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                       Commission File Number:  0-19358

                               SYSTEMIX, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                               77-0193369
  --------------------------------         ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                             3155 Porter Drive
                       Palo Alto, California 94304
                 (Address of principal executive offices)

                              (415) 856-4901
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes   [  ] No

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, was 14,489,019 as of July 31, 1996.

                                SYSTEMIX, INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed consolidated balance sheets of the Company
                 as of June 30, 1996 and December 31, 1995                  3

                 Consolidated statements of operations of the Company
                 for the three and six month periods ended June 30, 1996
                 and 1995                                                   4

                 Condensed consolidated statements of cash flows of the
                 Company for the six months ended  June 30, 1996 and 1995   5

                 Notes to condensed consolidated financial statements       6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        8



PART II. OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS                                         13

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS     13

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          14

                 SIGNATURE                                                 16

                                SYSTEMIX, INC.
                       PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                  JUNE 30,         DECEMBER 31,
         ASSETS                                     1996               1995
                                                -----------       -------------
CURRENT ASSETS
  Cash and cash equivalents                            $34              $1,679
  Short-term investments                            59,252              65,836
  Accounts receivable                                  264                 256
  Prepaid expenses and other current assets          1,118               1,336
                                                -----------       -------------
    TOTAL CURRENT ASSETS                            60,668              69,107
Net property and equipment                          46,595              50,553
Deposits and other assets                              568                 542
                                                -----------       -------------
                                                  $107,831            $120,202
                                                ===========       =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $5,634              $6,681
  Current portion of capital lease obligation        1,910               1,831
  Deferred revenue from related party               11,410               3,097
  Current portion of accrued rent                       56                  69
                                                -----------       -------------
     TOTAL CURRENT LIABILITIES                      19,010              11,678

Noncurrent portion of capital lease obligation       4,542               5,518
Accrued rent, less current portion                   4,681               4,536
STOCKHOLDERS' EQUITY
  Common stock                                         165                 157
  Additional paid in capital                       246,684             246,536
  Deferred compensation                               (329)               (404)
  Unrealized gain on short-term investments            264                 390
  Accumulated deficit                             (167,186)           (148,209)
                                                -----------       -------------
    TOTAL STOCKHOLDERS' EQUITY                      79,598              98,470
                                                -----------       -------------
                                                  $107,831            $120,202
                                                ===========       =============










See accompanying notes.

                                SYSTEMIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                               --------------------  ----------------------
                                                 1996       1995        1996        1995
                                               --------  ----------  ----------  ----------
REVENUES
  Collaborative research from related party     $2,534    $      2    $  3,860    $    252
  Collaborative research                           130          --         195          --
  Research grants                                   34         601          64         681
  Contract testing                                  --          67          --         161
  Other                                             29          --          79          --
                                               --------  ----------  ----------  ----------
    TOTAL REVENUES                               2,727         670       4,198       1,094

EXPENSES
  Research and development:
    Collaborative research                       2,664          --       4,690         506
    Research grants                                 34         601          64         681
    Gene therapy joint venture                      --         999          --       2,078
    Company-sponsored                            7,440       9,485      15,853      19,714
                                               --------  ----------  ----------  ----------
      Total research and development            10,138      11,085      20,607      22,979
  General and administrative                     1,823       2,143       3,809       3,907
                                               --------  ----------  ----------  ----------
    TOTAL OPERATING EXPENSES                    11,961      13,228      24,416      26,886
                                               --------  ----------  ----------  ----------
LOSS FROM OPERATIONS                            (9,234)    (12,558)    (20,218)    (25,792)

Other income (net)                                 603       1,090       1,241       1,793
                                               --------  ----------  ----------  ----------
NET LOSS                                       ($8,631)   ($11,468)   ($18,977)   ($23,999)
                                               ========  ==========  ==========  ==========
NET LOSS PER SHARE                               ($.60)      ($.79)     ($1.31)     ($1.71)
                                               ========  ==========  ==========  ==========
SHARES USED IN COMPUTING NET LOSS
PER SHARE                                       14,475      14,426      14,471      14,016
                                               ========  ==========  ==========  ==========









See accompanying notes.

                                SYSTEMIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                            1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              ($18,977)     ($23,999)
   ADJUSTMENTS TO RECONCILE NET CASH USED BY
   OPERATING ACTIVITIES:
      Depreciation and amortization                         4,931         4,141
      Changes in certain assets/liabilities:
         Accounts receivable                                   (8)         (386)
         Prepaid expenses and other current assets            218           253
         Investment in gene therapy joint venture              --           408
         Deposits and other assets                            (26)            3
         Accounts payable and other liabilities              (915)       (2,753)
         Deferred revenue                                   8,313          (252)
                                                         ---------    ---------
      Total adjustments                                    12,513         1,414
                                                         ---------    ---------
   NET CASH USED BY OPERATING ACTIVITIES                   (6,464)      (22,585)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                      (898)       (2,430)
   Net change in investments                                6,458       (24,488)
                                                         ---------    ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       5,560       (26,918)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                     (897)         (822)
   Net proceeds from issuance of common stock                 156        79,564
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (741)       78,742
                                                         ---------    ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS        (1,645)       29,239
Cash and cash equivalents at beginning of period            1,679         1,474
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $34       $30,713
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
   Deferred compensation related to the issuance
   of stock options                                            --          $292
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid during the period                           $303          $376
                                                         =========    =========



See accompanying notes.

                                SYSTEMIX, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     SyStemix, Inc. (the "Company"), incorporated in the State of Delaware on May 13, 1988, is a biotechnology company focused on creating new cellular and cell-based gene therapies for major disorders of the blood and immune system, based on the use of the human hematopoietic stem cell.

     INTERIM FINANCIAL INFORMATION

     The balance sheet as of June 30, 1996, the statements of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements included in the Company's Form 10-K. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 as filed with the SEC.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

2.   RESEARCH AND DEVELOPMENT COLLABORATION WITH SANDOZ PHARMACEUTICALS
     CORPORATION

     In April 1993, the Company and Sandoz Pharmaceuticals Corporation, a wholly owned affiliate of Sandoz Pharma, Ltd. (collectively "Sandoz"), formed an equally owned joint venture ("Progenesys") to research and develop hematopoietic cell-based, somatic gene therapies against HIV infection. The Company and Sandoz licensed their initial technologies within the field to Progenesys. In addition, the Company and Sandoz were each obligated to provide $5.0 million of funding annually to Progenesys through March 1996. The Company accounted for its investment in Progenesys under the equity method. On August 31, 1995, the Company and Sandoz dissolved Progenesys and entered into a collaborative agreement for research and development of hematopoietic cell-based somatic gene therapy designed to prevent replication of HIV in symptomatic or pre-symptomatic patients (the "HIV Gene Therapy Collaboration"). The terms and conditions of the HIV Gene Therapy Collaboration agreement are substantially equivalent to those of the partnership agreement of April 1993 which created Progenesys. Under the terms of both agreements, the Company and Sandoz are obligated to fund the project equally and share equally in the profits and losses of the project. Commencing April 1996, the Company, pursuant to the agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the project. As a result, the Sandoz funding is being
     treated as collaborative research revenues.   Revenue earned under
     the HIV Gene Therapy Collaboration was $3.86 million for the six months ended June 30, 1996.

     Sandoz Biotech Holdings Corporation, an indirect wholly-owned subsidiary of Sandoz Ltd., is a significant shareholder of the Company.

3.   LEGAL PROCEEDINGS

     The Company has been served notice or been informed of six stockholder lawsuits with respect to the May 23, 1996 Sandoz proposal to acquire all of the shares of the Company that Sandoz does not already own, at a proposed price of $17.00 per share. The lawsuits have been filed in the Court of Chancery of the State of Delaware in New Castle County, each suit asking for class action status and naming the Company, Sandoz and its affiliated entities, and the individual members of the Company's Board of Directors as defendants. The suits generally seek to enjoin consummation of the Sandoz proposal on the grounds that the consideration to be paid to the public shareholders under the proposal is unfair and inadequate. Pursuant to a court-approved stipulation, dated July 15, 1996, no response to the suits will be made by the defendants until 20 days after they receive notice that a response is required. The litigation could result in substantial expense to the Company and significant diversion of efforts of the Company's management team.

                                SYSTEMIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        SyStemix, Inc. (the "Company") is a biotechnology company focused on creating new cellular and cell-based gene therapies for major disorders of the blood and immune system based on the use of the human hematopoietic stem cell ("HSC"). The HSC is the only hematopoietic cell which is pluripotent, capable of differentiating into all types of blood and immune cells, and capable of self-renewal. The Company believes the special properties of the HSC should produce long-lasting, highly efficient cell, gene replacement and gene modification therapies for cancer, AIDS and other infectious diseases and genetic diseases.

        Many existing cancer therapies, such as chemotherapy and radiotherapy, compromise the body's immune system and its ability to create new cells. By reinfusing HSCs after these therapies, the Company believes that patients will achieve timely recovery as well as sustained hematopoietic function over the long term. The Company believes that in addition to the importance of its patented cell population, a key competitive advantage for the Company is its proprietary high speed cell sorting system that separates viable and functional HSCs at higher speeds and levels of purity than cell doses obtained with a number of other cell separation methods. By using this system to achieve a highly pure dose of HSCs, the Company is able to effectively eliminate certain types of tumor cells, providing a cell population that is disease-free to the levels detectable by the most sensitive methods currently available. In addition, the Company has developed a proprietary enabling technology called the SCID-hu mouse, an immunodeficient mouse into which human tissue is transplanted to create a human immune system which serves as a preclinical testing model to facilitate development of the Company's therapies.

        Since its inception, the Company has focused its research and development ("R&D") activities on the development of cell and cell-based gene therapies based on the HSC. The Company initiated its first Phase I/II human clinical trial of HSC transplants to support multiple myeloma patients undergoing chemotherapy in June 1995 at the University of Arkansas. Results presented in early December 1995 from the clinical trial showed that blood-derived stem cell transplants processed by the Company's proprietary purification process can engraft in multiple myeloma patients within clinically relevant time intervals. In late December 1995, the Company decided to suspend patient accruals and transplants in this trial due to concerns related to cell viability associated with procedures used for handling and storage of cells at the clinical site, and notified the Food and Drug Administration ("FDA") accordingly. The engraftment results from transplants which had already occurred in this study were unaffected by these issues. In July 1996, the Company terminated this study at the University of Arkansas after extensive review and evaluation of the site's records.

        In March 1996, the Company initiated its first European Phase I/II human clinical trials in cancer at its Lyon facility, beginning with multiple myeloma. During 1996, the Company expects to initiate additional clinical trials in cellular therapies for genetic diseases, cancer, and possibly autoimmune disease, as well as file an investigational new drug ("IND") application for cell-based gene therapy for HIV. There can be no assurance that the results from any such trials will be favorable or that the Company can complete these trials on a timely basis, if at all.

        Although the Company has initiated human clinical trials, full commercialization of its R&D programs will not occur for several years and is subject to significant risks, including but not limited to: the success of its R&D efforts; integration of new technologies into its manufacturing operations; clinical trial results; the lengthy and uncertain regulatory approval process for clinical trials and products; uncertainties and costs associated with obtaining and enforcing patents and protecting intellectual property important to the Company's business; competition from other companies' products; and the availability of capital to fund the Company's operations. There can be no assurance that the Company will be able to obtain regulatory approval of any of its products on a timely basis, if at
        all.   The Company uses multiple technologies in developing its
        cellular and gene therapies. No assurance can be given that these technologies will continue to be viable or that commercially viable products or therapies will ultimately be developed by the Company. The Company's potential products or therapies will require significant additional R&D, including process development and extensive clinical testing prior to commercial use. There can be no assurance that these potential products or therapies will be successfully developed for human use or that such products or related therapies will prove to be safe and effective in clinical trials or cost-effective to manufacture. These potential products and therapies may prove to have undesirable side effects and, in some cases, may have limitations on their commercial use. Technological development and discoveries may require the Company to change its R&D strategies. Competitors with greater resources than the Company may have financial and technological flexibility to respond to such changes which may not be available to
        the Company.   If the Company succeeds in bringing one or more
        products or therapies to market, there can be no assurance that such products or therapies will be viewed as cost-effective or that reimbursement will be available to consumers and will be sufficient to allow the Company's products or therapies to be marketed on a competitive basis.

        When used in this discussion and in the overview section above, the words 'expect,' 'project,' 'estimate,' 'intend,' 'plan,' 'believe' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed above, that could cause
        actual results to differ materially from those projected.   Readers
        are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the fact or result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

SANDOZ LTD. INVESTMENT

        On January 30, 1995, the Company, Sandoz Ltd., and Sandoz Biotech Holdings Corporation, an indirect wholly-owned subsidiary of Sandoz Ltd. (collectively with Sandoz Ltd. "Sandoz Biotech"), amended the December 1991 stock acquisition agreement allowing Sandoz Biotech to increase its ownership of the Company to 71.6% on a fully diluted basis, and entered into a stock and warrant purchase agreement. Per the terms of the amended stock acquisition agreement, Sandoz Biotech is prohibited until December 16, 1998 from increasing its shareholding above 71.6% before the exercise of any warrants, and above 73.9% if the warrants are exercised. From December 17, 1998 to February 18, 2002, Sandoz Biotech is prohibited from increasing its shareholding above 75%. Sandoz Biotech is, however, permitted to make a tender offer or merger or acquisition proposal for 100% of the Company at any time, provided such offer is approved by a majority of the Company's independent directors.

        On May 24, 1996, the Company announced it had received an unsolicited proposal from Sandoz Biotech, to acquire all the outstanding shares of the Company that are not owned by Sandoz Biotech. The proposed purchase price is $17.00 per share. Sandoz Biotech currently holds approximately 10,610,099 of the outstanding shares of the Company. The proposal from Sandoz Biotech is subject to approval by a majority of the independent members of the Company's Board of Directors. Sandoz Biotech, at its discretion, can amend or withdraw the proposal at any time; there is no required time as to receiving a response.

        The Company has been served notice or been informed of six stockholder lawsuits with respect to the May 23, 1996 Sandoz proposal to acquire all of the shares of the Company that Sandoz does not already own, at a proposed price of $17.00 per share. The lawsuits have been filed in the Court of Chancery of the State of Delaware in New Castle County, each suit asking for class action status and naming the Company, Sandoz and its affiliated entities, and the individual members of the Company's Board of Directors as defendants. The suits generally seek to enjoin consummation of the Sandoz proposal on the grounds that the consideration to be paid to the public shareholders under the proposal is unfair and inadequate. Pursuant to a court-approved stipulation, dated July 15, 1996, no response to the suits will be made by the defendants until 20 days after they receive notice that a response is required. The litigation could result in substantial expense to the Company and significant diversion of efforts of the Company's management team. (SEE PART II/
        ITEM 1. LEGAL PROCEEDINGS)

RESEARCH AND DEVELOPMENT COLLABORATION WITH SANDOZ PHARMACEUTICALS CORPORATION

        On August 31, 1995, the Company and Sandoz Pharmaceuticals Corporation, a wholly-owned affiliate of Sandoz Pharma, Ltd. (collectively "Sandoz") entered into a collaborative agreement for the research and development of hematopoietic cell-based somatic gene therapy designed to prevent replication of HIV in symptomatic or pre-symptomatic patients (the "HIV Gene Therapy Collaboration"). The previous April 1993 partnership agreement, which created the joint venture Progenesys, was dissolved and replaced by the HIV Gene Therapy Collaboration. The terms and conditions of the HIV Gene Therapy Collaboration are substantially equivalent to those of the partnership agreement. Under the terms of the HIV Gene Therapy Collaboration agreement, the Company and Sandoz are obligated to fund the project equally and share equally in the profits and losses of the project. Commencing April 1996, the Company, pursuant to the agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the
        project.   As a result, the Sandoz funding is being treated as
        collaborative research revenues. The Company expects to file an IND for this program's first product candidate by the end of 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

        Total revenues for the three months ended June 30, 1996 were $2.73 million compared to $670,000 in 1995. Collaborative research revenues from related parties for the three months ended June 30, 1996 in the amount of $2.53 million were earned under the HIV Gene Therapy Collaboration with Sandoz. Commencing April 1996, the Company, pursuant to the agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the project. As a result, the Sandoz funding is treated as collaborative research revenues. For the three months ended June 30, 1995, collaborative revenues of $2,000 were earned in conjunction with the November 1993 agreement regarding the testing of therapeutic anti-viral agents for HIV infection (the "Anti-virals
        Collaboration").   In September 1995, the Company and Genentech, Inc.
        ("Genentech") entered into a one-year collaborative agreement whereby the Company provides specified testing and analysis of clinical samples. Revenue earned under the Company's collaboration with Genentech agreement was $130,000 for the three months ended June 30,
        1996.   Collaborative research revenues are dependent upon the level of effort expended on the research program and therefore may vary considerably from period to period. Collaborative research revenues earned in one period are not predictive of collaborative research revenues to be earned in future periods.

        Research grant revenues were $34,000 for the three months ended June 30, 1996 as compared to $601,000 for the same period in 1995. Revenues generated by research grants are determined by the timing of the grant award from the issuing agency as well as the level of effort dedicated to the research projects as determined by internal staffing requirements. As a result, research grant revenues vary considerably from period to period and are not predictive of research grant revenues to be earned in future periods.

        Contract testing revenues for the three months ended June 30, 1995 were $67,000. Contract testing revenues were earned under an anti-HIV drug testing contract with the National Institutes of Health (the "NIH"). In May 1995, the Company and the NIH mutually agreed to terminate the contract. In July 1995, the Company licensed its SCID-hu mouse model to the University of California, San Francisco, the Gladstone Institute (the "Gladstone"), which will now perform the tests for the NIH directly. In July 1995, the Company and the Gladstone entered into a one-year supply agreement, which has been extended through June 30, 1997, whereby the Company would supply the Gladstone with the SCID-hu mouse model. Revenues earned under this supply agreement for the three months ended June 30, 1996 were $29,000. Future revenues are dependent upon the number of drug candidates supplied by the NIH to the Gladstone and are therefore not predictive from period to period.

        Total operating expenses for the three months ended June 30, 1996 were $11.96 million compared to $13.23 million for the same period in 1995. R&D expenses, including pilot manufacturing and cell processing operations, were $10.14 million for the three months ended June 30, 1996 as compared to $11.09 million for the same period in 1995. R&D expenses decreased primarily as a result of the restructuring of workforce in the fall of 1995 which resulted in the transfer of resources to clinical, development and operations functions and the deferral or streamlining of certain R&D projects. The Company expects R&D expenses to be maintained at the current spending level or slightly increase as clinical development efforts progress and pilot manufacturing and clinical trials activities increase. General and administrative ("G&A") expenses were $1.82 million for the three months ended June 30,

        1996 as compared to $2.14 million in 1995. G&A expenses are expected to remain at their current level in order to support the Company's administrative requirements.

        Other income, representing primarily interest earned on the Company's investment portfolio, was $603,000 for the three months ended June 30, 1996 compared to $1.09 million for the same period in 1995.
        Other income is expected to decrease in future periods due to a reduction of the Company's investment portfolio as a result of cash operating needs.

        For the three months ended June 30, 1996, the Company incurred a net loss of $8.63 million compared to $11.47 million for the same period in 1995. The Company expects to incur substantial operating losses over the next several or more years as a result of the expenditures described above.

        The Company's results for any interim period are not necessarily indicative of results for any other period or for the entire year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

        Total revenues for the six months ended June 30, 1996 were $4.20 million compared to $1.09 million in 1995. Collaborative research revenues from related parties for the six months ended June 30, 1996 in the amount of $3.86 million were earned under the HIV Gene Therapy Collaboration with Sandoz. Commencing April 1996, the Company, pursuant to the agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the project. As a result, the Sandoz funding is treated as collaborative research revenues. For the six months ended June 30, 1995, collaborative revenues of $252,000 were earned in conjunction with the Anti-virals Collaboration. The Anti-virals Collaboration was terminated by mutual agreement March 31, 1995. In September 1995, the Company and Genentech entered into a one-year collaborative agreement whereby the Company provides specified testing and analysis of clinical samples. Revenue earned under this agreement was
        $195,000 for the six months ended June 30, 1996.   Collaborative
        research revenues are dependent upon the level of effort expended on the research program and therefore may vary considerably from period to period. Collaborative research revenues earned in one period are not predictive of collaborative research revenues to be earned in future periods.

        Research grant revenues were $64,000 for the six months ended June 30, 1996 as compared to $681,000 for the same period in 1995. Revenues generated by research grants are determined by the timing of the grant award from the issuing agency as well as the level of effort dedicated to the research projects as determined by internal staffing requirements. As a result, research grant revenues vary considerably from period to period and are not predictive of research grant revenues to be earned in future periods.

        Contract testing revenues for the six months ended June 30, 1995 were $161,000. Contract testing revenues were earned under an anti-HIV drug testing contract with the NIH. In May 1995, the Company and the NIH mutually agreed to terminate the contract. In July, 1995, the Company licensed its SCID-hu mouse model to the Gladstone, which now performs the tests for the NIH directly. In July 1995, the Company and the Gladstone entered into a one-year supply agreement, which has been extended through June 30, 1997, whereby the Company would supply the Gladstone with the SCID-hu mouse model. Revenues earned under this supply agreement for the six months ended June 30, 1996 were $79,000. Future revenues are dependent upon the number of drug candidates supplied by the NIH to the Gladstone and are therefore not predictive from period to period.

        Total operating expenses for the six months ended June 30, 1996 were $24.42 million compared to $26.89 million for the same period in 1995. R&D expenses, including pilot manufacturing and cell processing operations, were $20.61 million for the six months ended June 30, 1996 as compared to $22.98 million for the same period in 1995. R&D expenses decreased primarily as a result of the restructuring of workforce in the fall of 1995 which resulted in the transfer of resources to clinical, development and operations functions and the deferral or streamlining of certain R&D projects. The Company expects R&D expenses to be maintained at the current spending level or slightly increase as clinical development efforts progress and pilot manufacturing and clinical trials activities increase. G&A expenses were $3.81 million for the six months ended June 30, 1996 as compared to $3.91 million in 1995. Prior to the conversion of Progenesys into an R&D collaboration in August 1995, the Company was able to allocate a portion of its G&A expenses to Progenesys. As a result of the conversion to an R&D collaboration, G&A expenses attributable to the HIV Gene Therapy Collaboration are recognized as collaborative research revenues. G&A expenses are expected to remain at their current level in order to support the Company's administrative requirements.

        Other income, representing primarily interest earned on the Company's investment portfolio, was $1.24 for the six months ended June 30, 1996 compared to $1.79 million for the same period in 1995. Other income is expected to decrease in future periods due to a reduction of the Company's investment portfolio as a result of cash operating needs.

        For the six months ended June 30, 1996, the Company incurred a net loss of $18.98 million compared to $24.00 million for the same period in 1995. The Company expects to incur substantial operating losses over the next several or more years as a result of the expenditures described above.

        The Company's results for any interim period are not necessarily indicative of results for any other period or for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its activities through the sale of equity securities, research grants, collaborative funding arrangements and equipment lease financing. In February 1995, the Company received $79.50 million, net of transaction costs, as a result of the additional equity investment by Sandoz Biotech. At June 30, 1996, cash, cash equivalents and investments, which consist primarily of U.S. Government obligations and corporate debt securities were $59.29 million (of which approximately $8.22 million is pledged as security on the Company's capital lease obligation) compared to $67.52 million at December 31, 1995. Net cash used by operating activities was $6.46 million for the six months ended June 30, 1996, compared to $22.59 million for the six months ended June 30, 1995. The reduction in cash used by operating activities was due primarily to the advance receipt of funds relating to the HIV Gene Therapy Collaboration, reduction of operating loss, and the timing of payments to vendors. The Company expects to incur substantial costs over the next several years, including costs of clinical trials and pilot manufacturing activities. For the six months ended June 30, 1996, the Company invested $898,000 in facility improvements and capital equipment compared to $2.43 million for the six months ended June 30, 1995.

        As of June 30, 1996, the Company believes it has adequate capital resources to fund its operations through at least the second quarter of 1997. However, the Company's capital requirements may change depending on numerous factors, including but not limited to, the progress of the Company's clinical trials and continuing R&D activities, technological advances, and the status of competitors. In addition, substantial expenses may be incurred related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. The development of the Company's products and processes will require a commitment of substantial resources to conduct the research, preclinical development and clinical trials that are necessary to bring its products to market and to establish production and marketing capabilities. Additional funding will need to be raised through the issuance of additional equity, debt, the entering into one or more corporate associations with pharmaceutical or biotechnology companies, additional capital lease financing or other financing arrangements. However, no assurance can be given that such funding will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its R&D activities to a significant extent.

                                SYSTEMIX, INC.

                        PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company has been served notice or been informed of six stockholder lawsuits with respect to the May 23, 1996 Sandoz proposal to acquire all of the shares of the Company that Sandoz does not already own, at a proposed price of $17.00 per share. The lawsuits have been filed in the Court of Chancery of the State of Delaware in New Castle County, each suit asking for class action status and naming the Company, Sandoz and its affiliated entities, and the individual members of the Company's Board of Directors as defendants. The suits generally seek to enjoin consummation of the Sandoz proposal on the grounds that the consideration to be paid to the public shareholders under the proposal is unfair and inadequate. Pursuant to a court-approved stipulation, dated July 15, 1996, no response to the suits will be made by the defendants until 20 days after they receive notice that a response is required. The captions, civil action numbers and filing dates of the lawsuits are as follows:

           Gwen Werbowsky v. Sandoz Ltd. et al., C.A. No. 15014, May 24, 1996; James Vosler v. SyStemix, Inc. et al., C.A. No. 15016, May 24, 1996; Joseph Cincotta v. Sandox Ltd. et al., C.A. No. 15018, May 28, 1996 Crandon Capital Partners v. Joseph J. Ruvane, Jr. et al., C.A. No.
            15019, May 28, 1996;
           David Rosenberg v. Joseph J. Ruvane, Jr. et al., C.A. No. 15020,
            May 28, 1996; and
           Kevin Tracy v. Urs Barlocher et al., C.A. No. 15024, May 30,
            1996.

        The litigation could result in substantial expense to the Company and significant diversion of efforts of the Company's management team.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 27, 1996, the Company conducted its 1996 Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the stockholders voted on the following matters:

             1. To elect four directors to hold office as Class II directors for three-year terms expiring on the date of the 1999 Annual Meeting of Stockholders and, in each case, until their successors are duly elected and qualified.

             2. To ratify the selection of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.


        No other matters were voted on. The number of votes cast as to each above matter was:

                                               FOR           WITHHOLD AUTHORITY
                                           ------------     --------------------
             1. Election of Directors:
                Class II:

                Harold Edgar                12,561,678               6,664
                Paul L. Herrling            12,557,310              11,032
                Ulrich Oppikofer            12,561,110               7,232
                Irving L. Weissman          12,561,678               6,664

        In addition, Edgar J. Fullagar, Daniel L. Vasella, and Edgar Schollmaier serve as Class III directors, to serve until the 1997 Annual Meeting of Stockholders, and Joseph J. Ruvane, Jr., John J. Schwartz, Stephen Guttman, and Fred Meyer serve as Class I directors until the 1998
        Annual Meeting of Shareholders.


                                               FOR        AGAINST    ABSTAIN
                                           ------------  ---------  -----------
             2. Ratification of Ernst &
                Young LLP as independent
                auditors for the fiscal
                year ending December 31,
                1996                       12,559,624       3,839      4,879


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        Exhibit Number           Description
       ---------------          -------------
        4.3     Certificate of Incorporation of the Company filed with
                the State of Delaware on May 13, 1988                        (A)

        4.4     Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the State of
                Delaware on August 24, 1988                                  (A)

        4.5     Certificate of Designation of Preferences of Series A
                and Series B Preferred  Stock of the Company filed with
                the State of Delaware on August 26, 1988                     (A)

        4.6     Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the State of
                Delaware on December 9, 1988                                 (A)

        4.7     Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the State of
                Delaware on February 16, 1990                                (A)

        4.8     Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the State of
                Delaware on June 7, 1990                                     (A)

        4.9     Certificate of Designation of Preferences of Series C
                Preferred Stock of the Company filed with the State of
                Delaware on June 7, 1990                                     (A)

        4.10    Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the State of
                Delaware on July 9, 1991                                     (A)

        4.11    By-laws of the Company, as currently in effect               (A)

        4.1     Form of SyStemix, Inc. Non-Negotiable Convertible
                Subordinated Note                                            (A)

        4.2     Form of Warrant                                              (B)

        10.1    SyStemix, Inc.  1988 Stock Option Plan, as amended           (C)

        10.2    SyStemix, Inc. 1991 Stock Option and Incentive Plan,
                as amended                                                   (G)

        10.3    Acquisition Agreement, dated as of December 16, 1991,
                among Sandoz Ltd., Sandoz Biotech Holdings Corporation
                and SyStemix, Inc.                                           (D)

        10.6    Registration Rights Agreement, dated as of December 16,
                1991, among SyStemix, Inc., and Eli S. Jacobs, The Aetna Casualty and Surety Company and The Standard Fire
                Insurance Company                                            (D)

        10.7    Confidentiality Agreement, dated as of September 30, 1991,
                between Sandoz Pharma Ltd. and SyStemix, Inc.                (D)

        10.8    Confidentiality Agreement, dated as of December 2, 1991,
                between Sandoz Pharma Ltd. and SyStemix, Inc.                (D)

        10.11   Consulting Agreement, dated as of December 16, 1991,
                between SyStemix, Inc. and Irving L. Weissman                (D)

        10.13   SyStemix-Sandoz Partnership Agreement, dated as of
                April 13, 1993                                               (E)

        10.15   Separation Agreement and General Release, dated
                October 18, 1994, between

                SyStemix, Inc. and Linda D. Sonntag, Ph.D.

        10.16   Stock and Warrant Purchase Agreement, dated as of
                January 30, 1995 between SyStemix, Inc., Sandoz Ltd.
                and Sandoz Biotech Holding Corporation                       (B)

        10.17   Employment Agreement, dated as of March 29, 1995, between
                SyStemix, Inc. and John Schwartz                             (F)

        10.18   Declaration of Dissolution of Sandoz-SyStemix Gene
                Therapy of HIV Partnership, dated September 14, 1995         (H)


        10.19   Research and Development Collaboration Agreement, dated
                as of August 31, 1995, between SyStemix, Inc. and Sandoz
                Pharmaceuticals Corporation                                  (H)

        27      Financial Data Schedule

          (A) Incorporated by reference to designated Exhibit included with the Company's Form S-1 Registration Statement (Registration No. 33-41180) filed on August 6, 1991, as amended.

          (B) Incorporated by reference to the Company's Form 8-K filed on February 16, 1995.

          (C) Incorporated by reference to the Company's Form S-8 Registration Statement (Registration No. 33-44040) filed on November 19, 1991.

          (D) Incorporated by reference to the Company's Schedule 14D-9 filed on December 20, 1991.

          (E) Incorporated by reference to the Company's Form 10-Q for the quarter ended January 30, 1993, filed on August 3, 1993.

          (F) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995.

          (G) Incorporated by reference to the Company's Form S-8 Registration Statement (Registration No. 33-93906) filed on June 23, 1995.

          (H) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 31, 1995, Filed on November 14, 1995.

         b)  Reports on Form 8-K

        The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 31,1996, which reported under Item 5, the unsolicited proposal from Sandoz Ltd. to aquire all of the outstanding shares of the Company that are not owned by Sandoz. The proposed purchase price is $17 per share.

                                SYSTEMIX, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 8, 1996                    SYSTEMIX, INC.


                                    By:      /s/ JAMES T. DEPALMA
                                         ---------------------------
                                           James T. DePalma
                                           Controller (Principle Accounting
                                           Officer) and Duly Authorized Officer