Form 10-Q
period 1996-09-30
SYSTEMIX INC /DE
filed 1996-11-08
CIK 876428

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                        Commission File Number:  0-19358

                                 SYSTEMIX, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   77-0193369
    -------------------------------         -----------------------------------
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

The number of outstanding shares of the registrant's Common Stock, $0.01 par value, was 14,498,969 as of October 31, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SYSTEMIX, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Condensed consolidated balance sheets of the Company
          as of September 30, 1996 and December 31, 1995                   3


          Consolidated statements of operations of the Company
          for the three and nine month periods ended
          September 30, 1996 and 1995                                      4

          Condensed consolidated statements of cash flows of the
          Company for the nine months ended September 30, 1996
          and 1995                                                         5

          Notes to condensed consolidated financial statements             6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              8



PART II.  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS                                          12

     ITEM 5.   OTHER INFORMATION                                          12

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12

               SIGNATURE                                                  14

                                 SYSTEMIX, INC.
                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                SEPTEMBER 30,    DECEMBER 31,
                 ASSETS                             1996            1995
                                               -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents                    $       1,995   $       1,679
  Short-term investments                              48,373          65,836
  Accounts receivable                                    259             256
  Prepaid expenses and other current assets            1,164           1,336
                                               -------------   -------------
     TOTAL CURRENT ASSETS                             51,791          69,107
Net property and equipment                            44,862          50,553
Deposits and other assets                                617             542
                                               -------------   -------------
                                                     $97,270        $120,202
                                               -------------   -------------
                                               -------------   -------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities     $       6,744   $       6,681
  Current portion of capital lease obligation          1,951           1,831
  Deferred revenue from related party                  8,400           3,097
  Current portion of accrued rent                         54              69
                                               -------------   -------------
     TOTAL CURRENT LIABILITIES                        17,149          11,678
Noncurrent portion of capital lease obligation         4,037           5,518
Accrued rent, less current portion                     4,730           4,536
STOCKHOLDERS' EQUITY
  Common stock                                           165             157
  Additional paid in capital                         246,827         246,536
  Deferred compensation                                 (293)           (404)
  Unrealized gain on short-term investments              688             390
  Accumulated deficit                               (176,033)       (148,209)
                                               -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                       71,354          98,470
                                               -------------   -------------
                                               $      97,270   $     120,202
                                               -------------   -------------
                                               -------------   -------------

                             See accompanying notes.

                                 SYSTEMIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                    -------------------------      --------------------------
                                                      1996           1995             1996            1995
                                                    ---------     ----------       ----------      ---------

REVENUES
  Collaborative research from related party         $   2,975     $       474      $    6,835        $     726
  Collaborative research                                   32              --             227               --
  Research grants                                          15             117              79              798
  Contract testing                                         --              --              --              161
  Other                                                    31              44             110               44
                                                    ---------      ----------      ----------        ---------
    TOTAL REVENUES                                      3,053             635           7,251            1,729


EXPENSES
 Research and development:
  Collaborative research                                3,007             739           7,697            1,245
  Research grants                                          15             117              79              798
  Gene therapy joint venture                               --             862              --            2,940
  Company-sponsored                                     7,462           9,280          23,315           28,994
                                                    ---------      ----------      ----------        ---------
    Total research and development                     10,484          10,998          31,091           33,977
 General and administrative                             2,082           1,868           5,891            5,775
                                                    ---------      ----------      ----------        ---------
  TOTAL OPERATING EXPENSES                             12,566          12,866          36,982           39,752
                                                    ---------      ----------      ----------        ---------
LOSS FROM OPERATIONS
                                                       (9,513)        (12,231)        (29,731)         (38,023)
Other income (net)                                        666             990           1,907            2,783
                                                    ---------      ----------      ----------        ---------
NET LOSS
                                                       (8,847)       ($11,241)        (27,824)         (35,240)
                                                    ---------      ----------      ----------        ---------
                                                    ---------      ----------      ----------        ---------
NET LOSS PER SHARE                                      ($.61)          ($.78)         ($1.92)          ($2.54)
                                                    ---------      ----------      ----------        ---------
                                                    ---------      ----------      ----------        ---------
SHARES USED IN COMPUTING NET LOSS
PER SHARE                                              14,493          14,434          14,479           13,880
                                                    ---------      ----------      ----------        ---------
                                                    ---------      ----------      ----------        ---------

                             See accompanying notes.

                                 SYSTEMIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                -------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                      1996             1995
                                                ----------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           ($27,824)    ($35,240)
  ADJUSTMENTS TO RECONCILE NET CASH USED
   BY OPERATING ACTIVITIES:
     Depreciation and amortization                      7,427        6,717
     Changes in certain assets/liabilities:
        Accounts receivable                                (3)      (1,089)
        Prepaid expenses and other current
         assets                                           172          (18)
        Investment in gene therapy joint
         venture                                           --          365
        Deposits and other assets                         (75)         109
        Accounts payable and other liabilities            242       (1,813)
        Deferred revenue                                5,303         (247)
                                                   ----------    ----------
     Total adjustments                                 13,066        4,024
                                                   ----------    ----------
  NET CASH USED BY OPERATING ACTIVITIES               (14,758)     (31,216)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (1,625)      (3,795)
  Net change in investments                            17,761      (17,466)
                                                   ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                            16,136      (21,261)
                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations                (1,361)      (1,248)
  Net proceeds from issuance of common stock              299       79,585

  Net proceeds from dissolution of the joint
   venture                                                 --        1,431
                                                   ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                            (1,062)      79,768
                                                   ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 316       27,291
Cash and cash equivalents at beginning of period        1,679        1,474
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $1,995      $28,765
                                                   ----------    ----------
                                                   ----------    ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING
  Deferred compensation related to the issuance
   of stock options                                        --          $42
                                                   ----------    ----------
                                                   ----------    ----------

  Net assets transferred from dissolution of
   the joint venture                                       --       $2,248
                                                   ----------    ----------
                                                   ----------    ----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Interest paid during the period                        $440         $551
                                                   ----------    ----------
                                                   ----------    ----------


                             See accompanying notes

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

    INTERIM FINANCIAL INFORMATION

     The balance sheet as of September 30, 1996, and the statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements included in the Company's Form 10-K. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 as filed with the SEC. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

    NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.


2. RESEARCH AND DEVELOPMENT COLLABORATION WITH SANDOZ PHARMACEUTICALS
   CORPORATION

     In April 1993, the Company and Sandoz Pharmaceuticals Corporation, a wholly owned affiliate of Sandoz Pharma, Ltd. (collectively "Sandoz"), formed an equally owned joint venture ("Progenesys") to research and develop hematopoietic cell-based, somatic gene therapies against HIV infection.
     The Company and Sandoz licensed their initial technologies within the field to Progenesys. In addition, the Company and Sandoz were each obligated to provide $5.0 million of funding annually to Progenesys through March 1996. The Company accounted for its investment in Progenesys under the equity method. On August 31, 1995, the Company and Sandoz dissolved Progenesys and entered into a collaborative agreement for research and development of hematopoietic cell-based somatic gene therapy designed to prevent replication of HIV in symptomatic or asymptomatic patients (the "HIV Gene Therapy Collaboration"). The terms and conditions of the HIV Gene Therapy Collaboration agreement are substantially equivalent to those of the partnership agreement of April 1993 which created Progenesys. Under the terms of both agreements, the Company and Sandoz are obligated to fund the project equally and share equally in the profits and losses of the project. Commencing April 1996, the Company, pursuant to the terms of the HIV
     Gene Theraphy Collaboration agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the project. The Sandoz funding is recognized as collaborative research revenues as expenses are incurred. Revenue earned under the HIV Gene Therapy Collaboration was $6.84 million for the nine months ended September 30, 1996. Sandoz Biotech Holdings Corporation, an indirect wholly-owned subsidiary of Sandoz Ltd., is a majority shareholder of the Company.

3.  LEGAL PROCEEDINGS

     The Company has been served notice or been informed of six stockholder lawsuits with respect to the May 23, 1996 Sandoz proposal to acquire all of the shares of the Company that Sandoz does not already own, at a proposed price of $17.00 per share. The lawsuits have been filed in the Court of Chancery of the State of Delaware in New Castle County, each suit asking for class action status and naming the Company, Sandoz and its affiliated entities, and the individual members of the Company's Board of Directors as defendants. The suits have been consolidated into one action and generally seek to enjoin consummation of the Sandoz proposal on the grounds that the consideration to be paid to the public shareholders under the proposal is unfair and inadequate. Pursuant to a court-approved stipulation, dated July 15, 1996, no response to the suits will be made by the defendants until 20 days after they receive notice that a response is required. The litigation could result in substantial expense to the Company and significant diversion of efforts of the Company's management team.

                                 SYSTEMIX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     SyStemix, Inc. (the "Company") is a biotechnology company focused on creating new cellular and cell-based gene therapies for major disorders of the blood and immune system based on the use of the human hematopoietic stem cell ("HSC"). The HSC is the only hematopoietic cell which is pluripotent, capable of differentiating into all types of blood and immune cells, and capable of self-renewal. The Company believes the special properties of the HSC should produce long-lasting, highly efficient cell, gene replacement and gene modification therapies for cancer, AIDS, genetic and autoimmune diseases.

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

     When used in this discussion, the 'expect,' 'project,' 'estimate,' 'intend,' ' plan,' 'believe' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed herein, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the fact or result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

 CLINICAL TRIALS

     Since its inception, the Company has focused its research and development ("R&D") activities on the development of cell and cell-based gene therapies based on the HSC. The Company initiated its first Phase I/II human clinical trial of HSC transplants to support multiple myeloma patients undergoing chemotherapy in June 1995 at the University of Arkansas.
     Results presented in early December 1995 from the clinical trial showed that blood-derived stem cell transplants processed by the Company's proprietary purification process can engraft in multiple myeloma patients within clinically relevant time intervals. In July 1996, the Company terminated this study due to concerns related to cell viability associated with procedures used for handling and storage of cells at the clinical site. The engraftment results from transplants which had already occurred in this study were unaffected by these issues.

     In March 1996, the Company initiated its first European Phase I/II human clinical trials in cancer at its Lyon facility, beginning with multiple myeloma. In September 1996, the Company initiated additional clinical trials in cellular therapies for stage IV breast cancer and indolent non-Hodgkin's lymphoma at Stanford University Medical Center and the University of Nebraska Medical Center, respectively. In October 1996, the Company filed an investigational new drug ("IND") application for cell-based gene therapy for treatment of HIV. There can be no assurance that the results from any such trials will be favorable or that the Company can complete these trials on a timely basis, if at all.

     Although the Company has initiated human clinical trials, full commercialization of its R&D programs will not occur for several years and is subject to significant risks. There can be no assurance that the Company will be able to obtain regulatory approval of any of its products
     on a timely basis, if at all.   The Company uses multiple technologies in
     developing its cellular and gene therapies. No assurance can be given that these technologies will continue to be viable or that commercially viable products or therapies will ultimately be developed by the Company. The Company's potential products or therapies will require significant additional R&D, including process development and extensive clinical testing prior to commercial use. There can be no assurance that these potential products or therapies will be successfully developed for human use or that such products or related therapies will prove to be safe and effective in clinical trials or cost-effective to manufacture. These potential products and therapies may prove to have undesirable side effects and, in some cases, may have limitations on their commercial use. Technological development and discoveries may require the Company to change its R&D strategies. Competitors with greater resources than the Company may have financial and technological flexibility to respond to such changes
     which may not be available to the Company.   If the Company succeeds in
     bringing one or more products or therapies to market, there can be no assurance that such products or therapies will be viewed as cost-effective or that reimbursement will be available to consumers or, if available, will be sufficient to allow the Company's products or therapies to be marketed on a competitive basis.

 SANDOZ LTD. INVESTMENT

     On January 30, 1995, the Company, Sandoz Ltd., and Sandoz Biotech Holdings Corporation, an indirect wholly-owned subsidiary of Sandoz Ltd. (collectively with Sandoz Ltd. "Sandoz Biotech"), amended the December 1991 stock acquisition agreement allowing Sandoz Biotech to increase its ownership of the Company to 71.6% on a fully diluted basis, and entered into a stock and warrant purchase agreement. On February 2, 1995, the Company issued to Sandoz Biotech 4,616,272 shares of common stock plus warrants to purchase an additional 1,367,600 shares of common stock in exchange for proceeds of $80.0 million. Per the terms of the amended stock acquisition agreement, Sandoz Biotech is prohibited until December 16, 1998 from increasing its shareholding on a fully diluted basis above 71.6% before the exercise of any warrants, and above 73.9% if the warrants are exercised. From December 17, 1998 to February 18, 2002, Sandoz Biotech is prohibited from increasing its shareholding above 75% on a fully diluted basis. Sandoz Biotech is, however, permitted to make a tender offer or merger or acquisition proposal for 100% of the Company at any time, provided such offer is at a price that is fair to the stockholders of the Company and is approved by a majority of the Company's Independent Directors.

 SANDOZ ACQUISITION PROPOSAL

     On May 24, 1996, the Company announced it had received an unsolicited proposal from Sandoz Biotech, to acquire all the outstanding shares of the Company that are not owned by Sandoz Biotech. The proposed purchase price was $17.00 per share. Sandoz Biotech currently holds approximately 10,610,099 of the outstanding shares of the Company. On October 29, 1996, the Company announced that its Independent Directors had rejected the unsolicited offer by Sandoz Biotech. The decision by the Independent Directors was that the offer was inadequate and not fair to the minority shareholders from a financial point of view and was based, in part, on the advice of Lehman Brothers, the investment banking firm retained to assist the Independent Directors in analyzing the Sandoz offer. However, the Independent Directors remain willing to discuss an acquisition by Sandoz at an appropriate price. (SEE PART II/ITEM 5. OTHER INFORMATION)

     The Company has been served notice or been informed of six stockholder lawsuits with respect to the May 23, 1996 Sandoz proposal to acquire all of the shares of the Company that Sandoz does not already own, at a proposed price of $17.00 per share. The lawsuits have been filed in the Court of Chancery of the State of Delaware in New Castle County, each suit asking for class action status and naming the Company, Sandoz and its affiliated entities, and the individual members of the Company's Board of Directors as defendants. The suits have been consolidated into one action and generally seek to enjoin consummation of the Sandoz proposal on the grounds that the consideration to be paid to the public shareholders under the proposal is unfair and inadequate. Pursuant to a court-approved stipulation, dated July 15, 1996, no response to the suits will be made by the defendants until 20 days after they receive notice that a response is required. The litigation could result in substantial expense to the Company and significant diversion of efforts of the Company's management team. (SEE
     PART II/ITEM 1. LEGAL PROCEEDINGS)

 RESEARCH AND DEVELOPMENT COLLABORATION WITH SANDOZ PHARMACEUTICALS CORPORATION

     On August 31, 1995, the Company and Sandoz Pharmaceuticals Corporation, a wholly-owned affiliate of Sandoz Pharma, Ltd. (collectively "Sandoz") entered into a collaborative agreement for the research and development of hematopoietic cell-based somatic gene therapy designed to prevent replication of HIV in symptomatic or asymptomatic patients (the "HIV Gene Therapy Collaboration"). The previous April 1993 partnership agreement, which created the joint venture Progenesys, was dissolved and replaced by the HIV

     Gene Therapy Collaboration. The terms and conditions of the HIV Gene Therapy Collaboration are substantially equivalent to those of the partnership agreement. Under the terms of the HIV Gene Therapy Collaboration agreement, the Company and Sandoz are obligated to fund the project equally and share equally in the profits and losses of the project. Commencing April 1996, the Company, pursuant to the agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of
     future profits, if any, of the project.   The Sandoz funding is recognized
     as collaborative research revenues as expenses are incurred. The Company filed an IND for this program's first product candidate in October 1996.

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Total revenues for the three months ended September 30, 1996 were $3.05 million compared to $635,000 for the same period in 1995. Collaborative research revenues from related parties for the three months ended September 30, 1996 in the amount of $2.98 million were earned under the HIV Gene Therapy Collaboration with Sandoz compared to $474,000 for the same period
     in 1995.   Commencing April 1996, the Company, pursuant to the HIV Gene
     Therapy Collaboration, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the project.
     The Sandoz funding is recognized as collaborative research revenues as expenses are incurred. Collaborative research revenues are dependent upon the level of effort expended on the research program and therefore may vary considerably from period to period. Collaborative research revenues earned in one period are not predictive of collaborative research revenues to be earned in future periods.

     Total operating expenses for the three months ended September 30, 1996 were $12.57 million compared to $12.87 million for the same period in 1995. R&D expenses, including pilot manufacturing and cell processing operations, were $10.48 million for the three months ended September 30, 1996 as compared to $11.00 million for the same period in 1995. R&D expenses decreased primarily as a result of the restructuring of workforce in the fall of 1995 which resulted in the transfer of resources to clinical, development and operations functions and the deferral or streamlining of certain R&D projects. The Company expects R&D expenses to slightly increase as clinical development efforts progress and pilot manufacturing and clinical trials activities increase. General and administrative ("G&A") expenses were $2.08 million for the three months ended September 30, 1996
     as compared to $1.87 million for the same period in 1995.   Prior to the
     conversion of Progenesys into a HIV Gene Therapy Collaboration in August 1995, the Company was able to allocate a portion of its G&A expenses to Progenesys. As a result of the conversion to a HIV Gene Therapy Collaboration, G&A expenses attributable to the HIV Gene Therapy Collaboration are recognized as collaborative research revenues as incurred. G&A expenses are expected to remain at their current level in order to support the Company's administrative requirements.

     Other income, representing primarily interest earned on the Company's investment portfolio, was $666,000 for the three months ended September 30, 1996 compared to $990,000 for the same period in 1995. Other income is expected to decrease in future periods due to a reduction of the Company's investment portfolio as a result of cash operating needs.

     For the three months ended September 30, 1996, the Company incurred a net loss of $8.85 million compared to $11.24 million for the same period in 1995. The Company expects to incur substantial operating losses over the next several or more years as a result of the expenditures described above.
      The Company's results for any interim period are not necessarily indicative of results for any other period or for the entire year.

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Total revenues for the nine months ended September 30, 1996 were $7.25 million compared to $1.73 million for the same period in 1995. Collaborative research revenues from related parties for the nine months ended September 30, 1996 in the amount of $6.84 million were earned under the HIV Gene Therapy Collaboration with Sandoz. Commencing April 1996, the Company, pursuant to the terms of the HIV Gene Therapy Collaboration agreement, elected to have Sandoz fund all of the Company's obligation, to be repaid out of future profits, if any, of the project. The Sandoz funding is recognized as collaborative research revenues as expenses are incurred. For the nine months ended September 30, 1995, collaborative research revenues from Sandoz were $726,000, of which $474,000 were earned under the HIV Gene Therapy Collaboration and $252,000 were earned in conjunction with the Anti-virals Collaboration which was terminated by mutual agreement March 31, 1995. Collaborative research revenues are dependent upon the level of effort expended on the research program and therefore may vary considerably from period to period. Collaborative research revenues earned in one period are not predictive of collaborative research revenues to be earned in future periods.

     Total operating expenses for the nine months ended September 30, 1996 were $36.98 million compared to $39.75 million for the same period in 1995. R&D expenses, including pilot manufacturing and cell processing operations, were $31.09 million for the nine months ended September 30, 1996 as compared to $33.98 million for the same period in 1995. R&D expenses decreased primarily as a result of the restructuring of workforce in the fall of 1995 which resulted in the transfer of resources to clinical, development and operations functions and the deferral or streamlining of certain R&D projects. The Company expects R&D expenses to slightly increase as clinical development efforts progress and pilot manufacturing and clinical trials activities increase. G&A expenses were $5.89 million for the nine months ended September 30, 1996 as compared to $5.78 million for the same period in 1995. Prior to the conversion of Progenesys into the HIV Gene Therapy Collaboration in August 1995, the Company was able to allocate a portion of its G&A expenses to Progenesys. As a result of the conversion to the HIV Gene Therapy Collaboration, G&A expenses attributable to the HIV Gene Therapy Collaboration are recognized as collaborative research revenues as incurred. G&A expenses are expected to remain at their current level in order to support the Company's administrative requirements.

     Other income, representing primarily interest earned on the Company's investment portfolio, was $1.91 million for the nine months ended September 30, 1996 compared to $2.78 million for the same period in 1995. Other income is expected to decrease in future periods due to a reduction of the Company's investment portfolio as a result of cash operating needs.

     For the nine months ended September 30, 1996, the Company incurred a net loss of $27.82 million compared to $35.24 million for the same period in 1995. The Company expects to incur substantial operating losses over the next several or more years as a result of the expenditures described above. The Company's results for any interim period are not necessarily indicative of results for any other period or for the entire year.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its activities through the sale of equity securities, research grants, collaborative funding arrangements and equipment lease financing. In February 1995, the Company received $79.50 million, net of transaction costs, as a result of the additional equity investment by Sandoz Biotech. At September 30, 1996, cash, cash equivalents and investments, which consist primarily of U.S. Government obligations and corporate debt securities were $50.37 million (of which approximately $8.22 million is pledged as security on the Company's capital lease obligation) compared to $67.52 million at December 31, 1995. Net cash used by operating activities was $14.76 million for the nine months ended September 30, 1996, compared to $31.22 million for the nine months ended September 30, 1995. The reduction in cash used by operating activities was due primarily to the advance receipt of funds relating to the HIV Gene Therapy Collaboration, reduction of operating loss, and the timing of payments to vendors. The Company expects to incur substantial costs over the next several years, including costs of clinical trials and pilot manufacturing activities. For the nine months ended September 30, 1996, the Company invested $1.63 million in facility improvements and capital equipment compared to $3.80 million for the nine months ended September 30, 1995.

     As of September 30, 1996, the Company believes it has adequate capital resources to fund its operations through at least the second quarter of 1997. However, the Company's capital requirements may change depending on numerous factors, including but not limited to, the progress of the Company's clinical trials and continuing R&D activities, technological advances, and the status of competitors. In addition, substantial expenses may be incurred related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. The development of the Company's products and processes will require a commitment of substantial resources to conduct the research, preclinical development and clinical trials that are necessary to bring its products to market and to establish production and marketing capabilities. Additional funding will need to be raised through the issuance of additional equity, debt, the entering into one or more corporate associations with pharmaceutical or biotechnology companies, additional capital lease financing or other financing arrangements. However, no assurance can be given that such funding will be available on favorable terms, if at all.
     In such event, the Company may need to delay or curtail its R&D activities to a significant extent.

                                 SYSTEMIX, INC.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company has been served notice or been informed of six stockholder lawsuits with respect to the May 23, 1996 Sandoz proposal to acquire all of the shares of the Company that Sandoz does not already own, at a proposed price of $17.00 per share. The lawsuits have been filed in the Court of Chancery of the State of Delaware in New Castle County, each suit asking for class action status and naming the Company, Sandoz and its affiliated entities, and the individual members of the Company's Board of Directors as
     defendants.   By court order dated August 20, 1996, the six lawsuits have been consolidated into one action, captioned In Re SyStemix, Inc. Shareholders Litigation, Consolidated C.A. No. 15014. The plaintiffs generally seek to enjoin consummation of the Sandoz proposal on the grounds that the consideration to be paid to the public shareholders under the proposal is unfair and inadequate. Pursuant to a court-approved stipulation, dated July 15, 1996, no response to the action will be made by the defendants until 20 days after they receive notice that a response is required. The litigation could result in substantial expense to the Company and significant diversion of efforts of the Company's management team.


ITEM 5.  OTHER INFORMATION

     On October 29, 1996, the Company announced that its Independent Directors had rejected the unsolicited offer by Sandoz Biotech to acquire, at $17.00 per share, the outstanding shares of the Company that Sandoz does not already own. The decision by the Independent Directors was that the offer was inadequate and not fair to the minority shareholders from a financial point of view and was based, in part, on the advice of Lehman Brothers, the investment banking firm retained to assist the Independent Directors in analyzing the Sandoz offer. However, the Independent Directors remain willing to discuss an acquisition by Sandoz at an appropriate price. The Independent Directors informed the Company that they had offered to share in negotiations with Sandoz the data analysis that formed Lehman Brothers' and the Independent Directors' view of the Company's value. They stated that Sandoz had declined this invitation to negotiate, and had further declined to provide them with any analysis of its own of the value of the Company's technology, clinical program or market prospects.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

Exhibit Number                         Description
---------------                        ------------
     4.3            Certificate of Incorporation of the Company
                     filed with the State of Delaware on                   (A)
                     May 13, 1988

     4.4            Certificate of Amendment of the Certificate of
                     Incorporation of the Company                          (A)
                     filed with the State of Delaware on
                     August 24, 1988


     4.5            Certificate of Designation of Preferences of
                     Series A and Series B Preferred                       (A)
                     Stock of the Company filed with the State of Delaware on August 26, 1988

     4.6            Certificate of Amendment of the Certificate of
                     Incorporation of the Company                          (A)
                     filed with the State of Delaware on
                     December 9, 1988

     4.7            Certificate of Amendment of the Certificate of
                     Incorporation of the Company                          (A)
                     filed with the State of Delaware on
                     February 16, 1990

     4.8            Certificate of Amendment of the Certificate
                     of Incorporation of the Company                       (A)
                     filed with the State of Delaware on June 7, 1990

     4.9            Certificate of Designation of Preferences of
                     Series C Preferred Stock of the                       (A)
                     Company filed with the State of Delaware on June 7, 1990

     4.10           Certificate of Amendment of the Certificate
                     of Incorporation of the Company                       (A)
                     filed with the State of Delaware on July 9, 1991

      4.11          By-laws of the Company, as currently in effect          (A)

      4.1           Form of SyStemix, Inc. Non-Negotiable Convertible
                    Subordinated Note                                       (A)

      4.2           Form of Warrant                                         (B)

     10.1           SyStemix, Inc.  1988 Stock Option Plan, as amended      (C)

     10.2           SyStemix, Inc. 1991 Stock Option and Incentive
                     Plan, as amended(H)

     10.3           Acquisition Agreement, dated as of
                     December 16, 1991, among Sandoz Ltd.,                 (D)
                     Sandoz Biotech Holdings Corporation and SyStemix,
                     Inc.

     10.6           Registration Rights Agreement, dated as of
                     December 16, 1991, among SyStemix,                    (D)
                     Inc., and Eli S. Jacobs, The Aetna Casualty and
                     Surety Company and The Standard
                     Fire Insurance Company

     10.7           Confidentiality Agreement, dated as of
                     September 30, 1991, between Sandoz Pharma             (D)
                     Ltd. and SyStemix, Inc.

     10.8           Confidentiality Agreement, dated as of
                     December 2, 1991, between Sandoz Pharma               (D)
                     Ltd. and SyStemix, Inc.

     10.11          Consulting Agreement, dated as of
                     December 16, 1991, between SyStemix, Inc. and         (D)
                     Irving L. Weissman


     10.13          SyStemix-Sandoz Partnership Agreement, dated as
                     of April 13, 1993                                     (E)

     10.15          Separation Agreement and General Release, dated
                     October 18, 1994, between                             (F)
                     SyStemix, Inc. and Linda D. Sonntag, Ph.D.

     10.16          Stock and Warrant Purchase Agreement, dated as of
                     January 30, 1995 between                              (B)
                     SyStemix, Inc., Sandoz Ltd. and Sandoz Biotech
                     Holding Corporation

     10.17          Employment Agreement, dated as of March 29, 1995,
                     between SyStemix, Inc. and                            (G)
                     John Schwartz

     10.18          Declaration of Dissolution of Sandoz-SyStemix
                     Gene Therapy of HIV Partnership,                      (I)
                     dated September 14, 1995

     10.19          Research and Development Collaboration
                     Agreement, dated as of August 31, 1995,               (I)
                     between SyStemix, Inc. and Sandoz Pharmaceuticals
                     Corporation

     27             Financial Data Schedule

     99.01          Press Release

     99.02          Letter from Independent Directors

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

     (B) Incorporated by reference to the Company's Form 8-K filed on February 16, 1995.

     (C) Incorporated by reference to the Company's Form S-8 Registration Statement (Registration No. 33-44040) filed on November 19, 1991.

     (D) Incorporated by reference to the Company's Schedule 14D-9 filed on December 20, 1991.

     (E) Incorporated by reference to the Company's Form 10-Q for the quarter ended January 30, 1993, filed on August 3, 1993.

     (F) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, filed on March 28, 1995.

     (G) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1995, filed on May 11, 1995.

     (H) Incorporated by reference to the Company's Form S-8 Registration Statement (Registration No. 33-93906) filed on June 23, 1995.

     (I) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 31, 1995, Filed on November 14, 1995.

  b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                 SYSTEMIX, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:November 8, 1996                        SYSTEMIX, INC.
     ----------------

                                        By: /s/ JAMES T. DEPALMA
                                            --------------------
                                            James T. DePalma
                                            Controller (Principle Accounting
                                            Officer) and Duly Authorized Officer

                                 SYSTEMIX, INC.

                                  EXHIBIT INDEX


 EXHIBIT NO.                            DESCRIPTION
------------                            -----------
    99.01 SyStemix' Press Release re: SyStemix' Independent Directors not approving Sandoz Offer

    99.02      Letter to the Company from Independent Directors